Form 10-Q
period 1996-05-25
ADVANCED PROMOTION TECHNOLOGIES INC
filed 1996-07-09
CIK 874979

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[  X ]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 25, 1996

                                            OR

[    ]              TRANSITION REPORT PURSUANT TO SECTION 13 OR
                    15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

For the period from                             to
                      ------------------------     ------------------------
Commission file number 0-19326

                      ADVANCED PROMOTION TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

                    DELAWARE                       65-0017135
            (State or other jurisdiction        (I.R.S. Employer
           of incorporation or organization)    Identification No.)

                           3001 South West 10th Street
                        Pompano Beach, Florida 33069-4814
          (Address of principal executive offices, including zip code)

                                 (305) 969-3000
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X   No
    ------    ------
                       SHARES OF COMMON STOCK OUTSTANDING
                         18,691,095 AS OF JUNE 30, 1996

                      ADVANCED PROMOTION TECHNOLOGIES, INC.
                          (a development stage company)

                                      INDEX


                                     PART I

                              FINANCIAL INFORMATION


                    FACING PAGE                                     1

                    INDEX                                           2

ITEM 1.             FINANCIAL STATEMENTS

                    BALANCE SHEETS                                  3

                    STATEMENTS OF OPERATIONS                        5

                    STATEMENTS OF CASH FLOWS                        6

                    NOTES TO FINANCIAL  STATEMENTS                  8

ITEM 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF
                    OPERATIONS                                      12

                                         PART II

                                    OTHER INFORMATION

ITEM 1.             LEGAL PROCEEDINGS                               17

ITEM 2.             NOT APPLICABLE                                  17

ITEM 3.             DEFAULTS UPON SENIOR SECURITIES                 17

ITEM 4.             SUBMISSION OF MATTERS TO A VOTE
                    OF SECURITY HOLDERS                             17

ITEM 5.             NOT APPLICABLE                                  18

ITEM 6.             EXHIBITS AND REPORTS ON FORM 8-K                18

                    SIGNATURE PAGE                                  19

                      ADVANCED PROMOTION TECHNOLOGIES, INC.
                          (a development stage company)

                                                        BALANCE SHEETS
                                               (In thousands, except share data)

                                                         November 25,    May 25,
                                                             1995         1996
                                                           --------     --------
ASSETS
- - ------

CURRENT ASSETS:
   Cash and cash equivalents                              $  5,600     $    387
   Restricted investment                                        85
   Accounts receivable, net of allowance of $500
     at November 25, 1995 and $460 at
         May 25, 1996                                          926          522
   Due from stockholders (Note 4)                              116           51
   Prepaid expenses and other current assets                   390          301
                                                          --------     --------
     Total current assets                                    7,117        1,261

PROPERTY AND EQUIPMENT
   Store equipment - installed                              19,580       15,548
   Computers and equipment                                   6,599        6,688
                                                          --------     --------
                                                            26,179       22,236
   Less accumulated depreciation                            (9,549)     (12,017)
                                                          --------     --------
                                                            16,630       10,219
   Equipment held for future store installation              7,995       10,543
                                                          --------     --------
     Total property and equipment                           24,625       20,762
                                                          --------     --------
   Deferred financing costs and other assets                   471          419
                                                          --------     --------
                                                          $ 32,213     $ 22,442
                                                          ========     ========
LIABILITIES AND STOCKHOLDERS' EQUITY
- - ------------------------------------
   (DEFICIENCY)
- - ---------------

CURRENT LIABILITIES
   Accounts payable                                       $  2,531     $  2,184
   Accrued expenses                                          1,317        1,107
   Accrued interest                                            104          108
   Preferred dividends                                       1,064        1,853
   Due to stockholders (Note 4)                                360           98
   Consumer redemption liability                            10,106        7,436
   Current portion of capital lease obligations              1,962        1,960
   Current portion of long-term debt                            27
                                                          --------     --------
     Total current liabilities                              17,471       14,746

                                       3

                      ADVANCED PROMOTION TECHNOLOGIES, INC.
                          (a development stage company)

                                                     BALANCE SHEETS (Continued)
                                              (In thousands, except share data)

                                                             November 25,    May 25,
                                                                  1995         1996
                                                                --------     --------
CAPITAL LEASE OBLIGATIONS, NET OF CURRENT PORTION                 4,909         4,509

6% SUBORDINATED CONVERTIBLE DEBENTURES (Note 5)                   9,937        10,300

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIENCY)
   Preferred Stock, $.01 par value, 3,000,000 shares authorized at November 25, 1995 and May 25, 1996

   Convertible senior preferred stock, $6 cumulative
    annual dividend (liquidation preference of $11,783
      at November 25, 1995 and $12,119 at May 25, 1996)
         issued and outstanding 112,399 shares at
             November 25, 1995 and May 25, 1996                       1            1

   Convertible series A preferred stock, $.01 par value,
    $6 cumulative annual dividend (liquidation preference
      of $4,590 at November 25, 1995 and $4,713 at May 25,
         1996)issued and outstanding 41,250 shares shares at November 25, 1995 and May 25, 1996

   Convertible series B preferred stock, $.01 par value,
    $6 cumulative annual dividend (liquidation preference
      of $4,378 at November 25, 1995 and $4,708 at May 25,
         1996) issued and outstanding 110,191 shares shares
             at November 25, 1995 and May 25, 1996                    1            1

   Convertible series C preferred stock, $.01 par value,
    $6 cumulative annual dividend (liquidation preference
      of $125 at May 25, 1996) issued and outstanding 1,250
         shares at May 25, 1996

   Common stock, $.01 par value: authorized 48,000,000 shares at November 25, 1995 and 200,000,000 at May 25, 1996;
      issued 18,442,400 at November 25, 1995 and May 25, 1996       184          184
   Less 1,305 shares of common stock in treasury stock (at cost)     (7)          (7)
   Additional paid-in-capital                                   119,368      119,493
   Deficit accumulated during the development stage            (119,651)    (126,785)
                                                              ---------    ---------

     Total stockholders' deficiency                                (104)      (7,113)
                                                                -------      -------

                                                                $32,213      $22,442
                                                                =======      =======

See notes to financial statements.
                                       4

                      ADVANCED PROMOTION TECHNOLOGIES, INC.
                          (a development stage company)

                            STATEMENTS OF OPERATIONS
                        (in thousands, except share data)

                                                                                                 For the period
                                                                                                 December 4,1987
                                                  Three Months Ended         Six Months Ended        (Date
                                                ----------------------     ---------------------- of inception)
                                                  May 27,      May 25,      May 27,      May 25,   to May 25,
                                                    1995        1996         1995         1996         1996
                                                ---------    ---------    ---------    ---------    ---------
REVENUES                                        $   1,422    $     986    $   2,297    $   1,894    $  18,229
                                                ---------    ---------    ---------    ---------    ---------

COSTS AND EXPENSES:

     Direct operating expenses                      3,218        1,800        6,629        4,454       49,254
     Selling, general and administrative            3,437        1,957        6,642        3,876       59,549
     Research and product development                 247          120          443          287       10,196
     Depreciation and amortization                  1,356        1,532        2,655        2,795       20,043
                                                ---------    ---------    ---------    ---------    ---------
        Total costs and expenses                    8,258        5,409       16,369       11,412      139,042
                                                ---------    ---------    ---------    ---------    ---------

LOSS FROM OPERATIONS                               (6,836)      (4,423)     (14,072)      (9,518)    (120,813)

OTHER INCOME (EXPENSE):

     Other income                                      53           28         103           49        1,211
     Interest expense                                (405)        (352)       (952)        (639)      (4,009)
     Debt conversion expense                       (3,500)                  (3,500)                   (5,000)
     Extinguishment of consumer redemption
        liability                                                1,062                    3,763        3,763
                                                ---------    ---------   ---------    ---------    ---------

NET LOSS                                        ($ 10,688)   ($  3,685)   ($ 18,421)  ($  6,345)   ($124,848)
                                                =========    =========    =========   =========    =========

PREFERRED STOCK DIVIDEND REQUIREMENTS                 (61)        (395)        (123)       (789)      (1,937)
                                                ---------    ---------    ---------   ---------    ---------

NET LOSS ATTRIBUTABLE TO COMMON
   STOCKHOLDERS                                 ($ 10,749)   ($  4,080)   ($ 18,544)    ($7,134)   ($126,785)
                                                =========    =========    =========   =========    =========

NET LOSS PER COMMON SHARE                       ($   0.73)   ($   0.22)   ($   1.35)    ($ 0.39)
                                                =========    =========    =========   =========

See notes to financial statements.

                      ADVANCED PROMOTION TECHNOLOGIES, INC.
                          (a development stage company)

                            STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                          For the period
                                                                                          December 4,1987
                                                                        Six Months Ended        (Date
                                                                      --------------------  of inception)
                                                                       May 27,     May 25,    to May 25,
                                                                        1995         1996         1996
                                                                      ---------  ---------    ---------
OPERATING ACTIVITIES:

       Net Loss                                                       (18,421)   ($  6,345)   ($124,848)
       Adjustments to reconcile net loss to net cash used in
          operating activities:
              Depreciation and amortization                             2,655        2,795       20,043
       Provision for uncollectible accounts                                35           36          917
       Debt conversion expense                                          3,500                     5,000
       Extinguishment of consumer redemption liability                              (3,763)      (3,763)
       Reserve for loss on equipment                                      687          700        3,248
       Equipment write-off                                                                          129
       Loss on disposition of assets                                                   326        3,540
       Contributed occupancy costs                                                                  150
       Amortization of bond discount                                       64           36          207
       Issuance of convertible subordinated debentures in lieu
          of interest                                                     602          327        1,711
       Deferred compensation                                               68                       405
       Compensatory value of stock options                                485                     3,207
       Gain on extinguishment of lease obligation                                                   (40)
       (Increase) decrease in accounts receivable                        (404)         368       (1,438)
       (Increase) decrease in due from stockholders                       206           65          (52)
       (Increase) decrease in prepaid and other current
          assets                                                         (262)          28         (282)
       (Increase) decrease in deferred financing costs
          and other assets                                                 18           52          (73)
       Increase (decrease) in accounts payable and
          accrued expenses                                             (2,319)        (553)       3,631
       Increase (decrease) in due to stockholders                         (42)        (262)          67
       Increase in consumer redemption liability                        2,233        1,093       11,199
                                                                    ---------    ---------    ---------
           Net cash used in operating activities                      (10,895)      (5,097)     (77,042)

INVESTING ACTIVITIES:

    Purchase of computers and equipment                                  (266)         (49)      (5,233)
    Purchase of store equipment - installed and equipment
       held for future store installation                                (331)                  (31,505)
    Proceeds from the disposition of store equipment -
       installed and equipment held for future store installation                      152          152
    Restricted investment                                                 458           85           41
    Proceeds from disposition of computers and equipment                                             28
                                                                    ---------    ---------    ---------
       Net cash (used in) provided by investing activities               (139)         188      (36,517)

                      ADVANCED PROMOTION TECHNOLOGIES, INC.
                          (a development stage company)

                       STATEMENT OF CASH FLOWS (Continued)
                                 (in thousands)

                                                                                          For the period
                                                                                          December 4,1987
                                                                        Six Months Ended        (Date
                                                                      --------------------  of inception)
                                                                       May 27,     May 25,    to May 25,
                                                                        1995         1996         1996
                                                                      ---------  ---------    ---------
FINANCING ACTIVITIES:

    Proceeds from issuance of common stock and preferred
       stock (net of issuance costs)                                     10,722        125       94,784
    Proceeds from issuance of non-voting common stock                                               431
    Proceeds from additional equity contribution                                                    853
    Proceeds from short-term note payable                                                           570
    Proceeds from long-term note payable                                                          1,562
    Decrease in due to stockholders for repayment of
       purchased equipment                                                                           31
    Purchase of treasury stock                                                                       (7)
    Payments made under bank loan                                           (15)       (27)        (151)
    Payments made under capital leases                                     (875)      (402)      (4,340)
    Proceeds from lease financing                                                                   568
    Payments made under note payable to stockholder                                              (1,137)
    Payments made under short-term note payable                                                    (470)
    Payments under capital lease obligation to related
       parties                                                                                     (169)
    Proceeds from subordinated debt issuance                                                     22,850
    Payment of debt issue costs                                                                  (1,350)
    Payment of dividends on preferred stock                                                         (79)
                                                                      ---------  ---------    ---------
       Net cash (used in) provided by financing activities                9,832       (304)     113,946
                                                                      ---------  ---------    ---------

NET INCREASE (DECREASE) IN CASH AND CASH
    EQUIVALENTS                                                          (1,202)    (5,213)         387
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                            1,630      5,600
                                                                      ---------  ---------    ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                              $     428  $     387    $     387
                                                                      =========  =========    =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    AND NONCASH TRANSACTIONS:

    Cash paid during the period for interest                          $     209  $     158    $   1,675
    Issuance of common stock for reduction of notes payable                                         375
    Issuance of restricted common stock under deferred
       compensation agreement                                                                       405
    Capital lease obligations                                             1,235                  10,452
    Issuance of convertible subordinated debentures in lieu
       of interest                                                          602        327        1,711
    Dividends accrued on preferred stock                                    123        789        1,937
    Issuance of preferred stock in exchange for 6% subordinated
       convertible debentures (net)                                      11,187                  11,187
See notes to financial statements

                      ADVANCED PROMOTION TECHNOLOGIES, INC.
                          (a development stage company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)
             For the six months ended May 25, 1996 and May 27, 1995

1.        GENERAL

          Advanced Promotion Technologies, Inc. (the "Company") provides in-store promotion and marketing services to consumer product manufacturers and to supermarkets through its Vision Value Network (the "Network"), a proprietary satellite-linked, electronic marketing network developed and owned by the Company.

          The accompanying financial statements should be read in conjunction with the Company's financial statements and notes thereto for the fiscal year ended November 25, 1995.

          The financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Through May 25, 1996, the Company had incurred net losses since inception aggregating $124,848,000. As of May 25, 1996, current liabilities exceeded current assets by $13,485,000, and the Company had a stockholders' capital deficiency of $7,113,000. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon obtaining equity capital, lease financing or other financing to adequately finance its business and, ultimately, attaining profitable operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts and classification of liabilities should the Company be unable to continue as a going concern.

          The financial statements were prepared from the books and records of the Company without audit. In the opinion of management, these financial statements include all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations of the Company in accordance with generally accepted accounting principles.

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company uses estimates in its valuation of the carrying amount of the store equipment-installed and equipment held for future store installation and for the monthly charge to operations under the Company's consumer redemption program. Actual results could differ from these estimates.

          The results of operations for the three month and six month periods ended May 27, 1995 and May 25, 1996 are not necessarily indicative of the operating results for the full fiscal year.

                      ADVANCED PROMOTION TECHNOLOGIES, INC.
                          (a development stage company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)
             For the six months ended May 25, 1996 and May 27, 1995

2.        NET LOSS PER COMMON SHARE

          Net loss per common share is based upon the weighted average number of common shares outstanding in each period. All common stock equivalents have been excluded because their effect would be anti-dilutive. Weighted average shares outstanding were 14,641,091 and 18,441,095 for the three month periods ended May 27, 1995 and May 25, 1996 and 13,775,396 and 18,441,095 for the six month periods ended May 27, 1995 and May 25, 1996, respectively.

3.        NEW ACCOUNTING PRONOUNCEMENTS

          The Company has not completed the process of evaluating the impact that will result from adopting Statements of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of and No. 123, Accounting for Stock-Based Compensation, which become effective during fiscal 1997. The Company is unable to disclose the impact that adopting Statements of Financial Accounting Standards No. 121 and No. 123 will have on its financial position and results of operations when such statements are adopted during fiscal 1997. In addition, the Company has not yet determined whether it will continue to recognize compensation under the valuation method of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" or elect to follow the "fair value" method under Statement No. 123.

4.        RELATED PARTY TRANSACTIONS

          Due to stockholders at May 25, 1996, represents amounts due to certain ex-officers of the Company in accordance with consulting agreements, and consulting services from a company of which the Vice Chairman of the Company's Board of Directors is Chairman and President.

          Due from stockholders at May 25, 1996, includes amounts due from Procter and Gamble and The Vons Companies, Inc. ("Vons") for fees in connection with their participation in the Network, as well as revenues from promotions run on the system. These transactions have payment terms of net thirty days, and balances due are non-interest bearing.

5.        SUBORDINATED CONVERTIBLE DEBENTURES

          The Company issued $17,050,000 of 6% Subordinated Convertible Debentures in May, 1994. Interest is payable semiannually starting October, 1994, with principal due in May, 1999. The debentures are convertible into common stock of the Company at the option of the holder exercisable at $7.14 per share. Detachable warrants to purchase 1,790,250 shares of common stock exercisable at $7.50 per share which expire in May, 1999 were issued with the debentures.

                      ADVANCED PROMOTION TECHNOLOGIES, INC.
                          (a development stage company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)

             For the six months ended May 25, 1996 and May 27, 1995

          In October and November, 1994, the Company issued an additional $5,800,000 of 6% Subordinated Convertible Debentures. Interest is payable semi-annually starting February 15, 1995, with principal due August, 1999. The debentures are convertible into common stock of the Company at the option of the holder exercisable at $6.25 per share. Detachable warrants to purchase 464,000 shares of common stock exercisable at $7.25 per share which expire in August, 1999 were issued with the debentures.

          During 1994, 1995 and the six months ended May 25, 1996, the interest payments due of $458,000, $647,000, and $328,000 respectively, were satisfied by the issuance of additional debentures with terms similar to those described above. No warrants were issued in connection with these additional debentures.

          In March, 1995, the Company and certain of the Subordinated Convertible Debenture holders concluded an exchange of $11,187,000 of outstanding debentures (net of related unamortized discount of $1,410,000 and deferred financing costs of $631,000) for 132,263 shares of the Company's senior preferred stock. The exchange offer also included the exchange of warrants to purchase 1,275,100 shares of common stock originally issued as part of a unit exercisable at $7.25 to $7.50 per share with the debentures for replacement warrants to purchase 1,708,634 shares of the Company's common stock exercisable at $4.25 to $5.00. Such warrants have subsequently been adjusted to 4,310,706 shares exercisable at $1.76 and expire in October, 2004. In connection with this exchange, the Company recorded, in March 1995, a non-cash debt conversion expense of $3,500,000 representing the fair value of all securities transferred in the exchange, in excess of the fair value of all securities issuable pursuant to the original terms. A final valuation was made in the fourth quarter of fiscal 1995, and the debt conversion expense was increased from $3.5 million to $5 million.

          At May 25, 1996, $10,300,000 of Subordinated Debentures remained outstanding net of an unamortized discount of $1,034,000. Such debentures are convertible into 1,670,000 shares of common stock. Detachable warrants for 675,150 exercisable at $7.50 and 304,000 exercisable at $7.25 remain outstanding and expire in May and August, 1999, respectively.

6.        COMMITMENTS AND CONTINGENCIES

          As of June 18, 1996, the Vision Value Network was installed and operating in 215 supermarkets, including certain stores operated by SUPERVALU, Inc., The Big Bear Company, and Von's, Inc. There can be no assurance that any of these retailers will continue to support the program. Currently, the Company has no agreements for installation of additional stores.

          Procter & Gamble and the Company are parties to a priority use agreement whereby Procter & Gamble has a right of first refusal with respect to the promotion of its products in all of its product categories during all promotion cycles for all participating stores in all market areas.

                      ADVANCED PROMOTION TECHNOLOGIES, INC.
                          (a development stage company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)
             For the six months ended May 25, 1996 and May 27, 1995


          Procter & Gamble's right of first refusal will continue for a period of five years following achievement of specified levels of market penetration of the Network in each particular market area and will not exceed nine years after the Network is first introduced in any such market area.

          On February 29, 1996, Vons and the Company agreed to terminate its Installation and Development Agreement. The programs and existing equipment are to remain in place and continue until terminated by either party upon ninety
(90) days written notice. Vons gave such notice effective June 1, 1996. Following such notice, Vons has the right to lease the existing equipment in its supermarkets from the Company without the Vision Value promotions for up to one year. Furthermore, the Company agreed that in the future, as it develops various software and marketing programs, it will make such programs available to Vons on an exclusive basis in Vons' marketing areas.

7.        SUBSEQUENT EVENTS

          On June 11, 1996, the Company entered into an Asset Purchase Agreement and Mutual Release with Sunrise Resources, Inc. and Dawia Bank, Limited, whereby the Company gained title and interest to equipment under a lease agreement clear and free of all liens, claims or encumbrances in exchange for $3,000,000 cash and 7,500 shares of the Series C Preferred Stock to be offerred in the Comany's proposed financing. The closing is to take place at such time the Company completes the proposed financing currently in progress.

          In June, 1996, the Company's sublessor, Modcomp / Cerplex, L.P., commenced an action in the County Court of Broward County, Florida, to evict the Company from its office facility. The Company has deposited all accrued rent in the registry of the Court and intends to vigorously defend the action, asserting claims against the sublessor based on the condition of the building.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


          The Company was founded in December 1987 as a joint venture that included Procter & Gamble and an affiliate of AC Nielsen Company ("Nielsen"). Prior to fiscal 1993, the Company was primarily engaged in designing, developing and enhancing the Vision Value Network. In order to demonstrate the capabilities of the Network, in May 1991 the Company and certain consumer product manufacturers initiated a year-long controlled market test conducted by Nielsen (the "Nielsen Test"). During the Nielsen Test, 12 consumer product manufacturers with 367 brands participated on a trial basis in the Network, which was then operating in approximately 30 stores. As the Company had anticipated in light of the limited installed base of stores, most manufacturers' participation in the Network ended upon completion of the Nielsen Test. While the Nielsen Test was proceeding, the Company undertook development of the production version of the Network, which was completed in fiscal 1993.

          Recognizing that a larger base than thirty stores would be necessary to secure ongoing manufacturer participation following the Nielsen Test, the Company has concentrated on marketing the Network to targeted supermarket chains to gain sufficient penetration in particular markets to make the Network attractive to national consumer product manufacturers. As of June 18, 1996, the Network was installed and operating in 215 supermarkets, including certain stores of SUPERVALU, Inc., The Big Bear Company, and Von's, Inc. There can be no assurance that any of these retailers will continue to support the program.

          Due to capital constraints, the Company has not been able to reach the critical mass necessary to attract and retain significant manufacturer participation. As of June 18, 1996, the Company has an agreement with Dean Foods for participation of 9 brands on the Network.

Liquidity and Capital Resources

          The Company has funded its operations primarily through capital contributed by its stockholders and, beginning in 1994 with convertible debt and, to a lesser extent, equipment lease financing. From its inception through May 25, 1996, the Company's stockholders had contributed $119,679,000 of equity to the capital of the Company (net of issuance costs). In addition, $20,201,000 was raised through the issuance of 6% subordinated debentures (net of unamortized discount) in 1994, prior to the March 1995 debt conversion. As of May 25, 1996, the Company had cash and cash equivalents of $387,000, and a working capital deficit of $13,485,000. The Company had entered into a master lease agreement to obtain lease financing for a portion of the terminals and other Network components that are installed in supermarkets. As of May 25, 1996, the Company has entered into leases under this agreement for equipment with an original cost of approximately $10,116,000 at annual effective interest rates between 9% and 16%. The Company is currently in arrears on its lease payments by approximately $1,090,000 and has negotiated for a termination of the agreement at a discount to face value. (See Note 7)

          The Company is exploring alternative designs which would lower the average equipment cost in the retail store. These designs may deliver less functionality, but would be more economical. The Company's present strategy is to revise its pricing and reduce its costs and expenses with a view to operating on a smaller retailer base.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

          Consequently, the Company requires additional financing in the near term to continue operations. The Company is currently engaged in efforts to obtain additional financing and expects such financing would be provided in private offerings of additional equity securities. If adequate funds are not available in a timely manner, the Company's business will be materially and adversly affected and it will be forced to cease operations. If additional funds are raised by issuing equity securities, significant dilution to existing stockholders may result. There can be no assurance that additional financing will be available or, if available, that it will be available on acceptable terms.

Overview of Revenues and Expenses

          The Company anticipated that its primary sources of revenues would be the transaction fees it charged to participating retailers and consumer product manufacturers. Historically, each delivery of a promotion or advertisement to a consumer through the Network generated a transaction fee payable to the Company either by the manufacturer or retailer sponsoring the product. In addition, a transaction fee was generated by each Vision Value Point awarded to a consumer purchasing a product sponsored by a manufacturer or retailer. Retailers' fees were subject to a minimum monthly charge per store. In addition, each store paid a one-time connection charge for the installation of the Network, although the Company bore most of the cost of equipment and installation. The Company also charged manufacturers and retailers on a cost-plus basis for producing promotional media for use in the Network.

           As part of the strategy to move to a software and services provider, the Company is currently introducing a new pricing plan to retailers. The new plan focuses on APT's ability to deliver targeted promotions and services to the retailer's customer. It allows the retailer to pay for various services at a rate that is competitive to other media; yet, provides APT with a higher revenue per store. The retailer will take a larger role by paying for marketing materials, communication costs and coupon paper. The stores will also provide on-site support for maintenance of the equipment. It is not known how many retailers will accept the new pricing structure. The Company has been notified by several retailers and expects additional retailers to terminate their participation in the Network.

          Selling, general and administrative expenses consist primarily of (i) costs associated with the Company's consumer product manufacturer and retail sales force, (ii) costs associated with marketing, field and home office employees and (iii) travel, consulting, professional, business communications and other expenses. Research and product development expenses are comprised mainly of the Network's hardware and software development costs. The Company expects that research and product development expenses will relate more to exploring alternative designs which would lower the average equipment cost in the retailer store.

          Due to capital constraints, the Company has not been able to expand the retailer base to a level sufficient to cover costs and expenses. At the current time, the Company is reducing costs and expenses in order to operate on a smaller retailer base. It is not clear whether the Company can achieve the necessary cost level in the appropriate time frame.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Direct operating expenses consist primarily of (i) costs of installing Network equipment, (ii) store support and consumer marketing expenses and (iii) an accrual for anticipated costs of redeeming consumers' Vision Value Points through the Company's gift catalog.

          Depreciation and amortization are principally incurred in connection with installed store equipment and, to a lesser extent, computers, development and testing equipment, office equipment, furniture, fixtures and improvements.

Results of Operations

          Three Months Ended May 25, 1996 and Three Months Ended May 27, 1995

          REVENUES. Revenues were $986,000 in the three months ended May 25, 1996, as compared to $1,422,000 in the three months ended May 27, 1995. Promotion revenues increased from 1995 to 1996 by approximately $74,000 due to greater participation in the Vision Value Club by consumers , offset by a decrease in revenue from manufacturers of $320,000, and a decrease in installation revenues of $190,000.

          DIRECT OPERATING EXPENSES. Direct operating expenses decreased to $1,800,000 in the three months ended May 25, 1996, from $3,218,000 in the three months ended May 27, 1995. The decrease is related principally from a decrease of approximately $738,000 in the amount accrued for consumer redemption expense, and also a decrease in other operating expenses due to a decrease in the installed base of stores from 295 at May 27, 1995 to 219 at May 25, 1996.

          SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. In the three months ended May 25, 1996, selling, general and administrative expenses were $1,957,000, as compared to $3,437,000 in the three months ended May 27, 1995. The decrease is primarily due to a decrease in salary and related expenses as a result of the Company's effort to restructure the Company by eliminating several management positions and consolidating functions where appropriate.

          RESEARCH AND PRODUCT DEVELOPMENT. Research and product development expenses were $120,000 in the three months ended May 25, 1996, and $247,000 in the three months ended May 27, 1995. Current research and development expenses relate to exploring alternative designs which would lower the average equipment cost in the retail store.

          DEPRECIATION AND AMORTIZATION. Depreciation and amortization was $1,532,000 in the three months ended May 25, 1996 and $1,356,000 in the three months ended May 27, 1995. Depreciation expense increased in 1996 as compared to 1995 as a result of the acceleration of depreciation of certain equipment being phased out in fiscal 1996.

          DEBT CONVERSION EXPENSE. In March, 1995, the Company and certain of the subordinated convertible debt holders concluded an exchange of approximately $11.2 million of outstanding subordinated debentures for 132,263 shares of the Company's senior preferred stock. (See Note 5). In connection with this exchange, the Company recorded in March, 1995 a non-cash debt conversion expense of $3.5 million representing the fair value of all securities transferred in

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

the exchange in excess of the fair value of all securities issuable pursuant to the original terms. A final valuation was made in the fourth quarter of fiscal 1995, and the debt conversion expense was increased from $3.5 million to $5 million.

          EXTINGUISHMENT OF CONSUMER REDEMPTION LIABILITY. During the three months ended May 25, 1996, the Company negotiated a settlement at a discount with a continuing retailer to discontinue the point program at the end of June 1996. Through May 25, 1996, the gain to the Company is approximately $1 million.

          OTHER INCOME (EXPENSE). Interest income was $28,000 in the three months ended May 25, 1996, as compared to $53,000 in the three months ended May 27, 1995. Interest income varied based on the amount of cash available to invest and fluctuating interest rates. Interest expense was $352,000 in the three months ended May 25, 1996 as compared to $405,000 in the three months ended May 27, 1995. The decrease in 1996 was a result of the subordinated convertible debenture conversion (see Footnote 5).

          Six Months Ended May 25, 1996 and Six Months Ended May 27, 1995

          REVENUES. Revenues were $1,894,000 in the six months ended May 25, 1996, as compared to $2,297,000 in the six months ended May 27, 1995. Promotion revenues increased from 1995 to 1996 by approximately $286,000 due to greater participation in the Vision Value Club by consumers, offset by a decrease in revenue from manufacturers of $486,000, and a decrease in installation revenues of $203,000.

          DIRECT OPERATING EXPENSES. Direct operating expenses decreased to $4,454,000 in the six months ended May 25, 1996, from $6,629,000 in the six months ended May 27, 1995. The decrease is related principally from a decrease of approximately $1,299,000 in the amount accrued for consumer redemption expense and also a decrease in other operating costs due to a decrease in the installed base of stores from 295 at May 27, 1995 to 219 at May 25, 1996.

          SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. In the six months ended May 25, 1996, selling, general and administrative expenses were $3,876,000, as compared to $6,642,000 in the six months ended May 27, 1995. The decrease is primarily due to a decrease in salary and related expenses as a result of the company's effort to restructure the Company by eliminating several management positions and consolidating functions where appropriate.

          RESEARCH AND PRODUCT DEVELOPMENT. Research and product development expenses were $287,000 in the six months ended May 25, 1996, and $443,000 in the six months ended May 27, 1995. Current research and development expenses relate to exploring alternative designs which would lower the average equipment cost in the retail store.

          DEPRECIATION AND AMORTIZATION. Depreciation and amortization was $2,795,000 in the six months ended May 25, 1996 and $2,655,000 in the six months ended May 27, 1995. Depreciation expense increased in 1996 as compared to 1995 as a result of the acceleration of depreciation of certain equipment being phased out in fiscal 1996.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

          DEBT CONVERSION EXPENSE. In March, 1995, the Company and certain of the subordinated convertible debt holders concluded an exchange of approximately $11.2 million of outstanding subordinated debentures for 132,263 shares of the Company's senior preferred stock. (See Note 5). In connection with this exchange, the Company recorded in March, 1995 a non-cash debt conversion expense of $3.5 million representing the fair value of all securities transferred in the exchange in excess of the fair value of all securities issuable pursuant to the original terms. A final valuation was made in the fourth quarter 1995, and the debt conversion expense was increased from $3.5 million to $5 million.

          EXTINGUISHMENT OF CONSUMER REDEMPTION LIABILITY. During the first three months of fiscal 1996, the Company de-installed approximately 79 stores, resulting in the assumption of the consumer redemption liability by certain retailers in the amount of approximately $2.7 million. Also, during the three months ended May 25, 1996, the Company negotiated a settlement at a discount with a continuing retailer to discontinue the point program at the end of June 1996. Through May 25, 1996, the gain to the company is approximately $1 million.

          OTHER INCOME (EXPENSE). Interest income was $49,000 in the six months ended May 25, 1996, as compared to $103,000 in the six months ended May 27, 1995. Interest income varied based on the amount of cash available to invest and fluctuating interest rates. Interest expense was $639,000 in the six months ended May 25, 1996 as compared to $952,000 in the six months ended May 27, 1995. The decrease in 1996 was a result of the subordinated convertible debenture conversion (see Footnote 5).

                                     PART II

                                OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

In June, 1996, the Company's sublessor, Modcomp / Cerplex, L.P., commenced an action in the County Court of Broward County, Florida, to evict the Company from its office facility. The Company has deposited all accrued rent in the registry of the Court and intends to vigorously defend the action, asserting claims against the sublessor based on the condition of the building.

ITEM 2.    NOT APPLICABLE.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

The Company is in arrearage in the payment of dividends on the Series A Preferred, Series B Preferred, and Senior Preferred Stock. As of May 25, 1996, total dividends accrued but not paid to stockholders were approximately $1,853,000.

The Company is in arrearage in lease payment to the lessor of equipment the Company has installed in supermarkets. As of June 1, 1996, the Company was deficient by approximately $1,090,000.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

A Special Meeting of Stockholders of Advanced Promotion Technologies, Inc. was held on March 28, 1996.

The following proposal was submitted for adoption and was adopted by the votes indicated (which constituted the affirmative vote of a majority of the outstanding shares of voting stock).

Resolved, the amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of stock to 203,000,000 ( 200,000,000 authorized shares of Common Stock and 3,000,000 authorized shares of Preferred Stock) is hereby approved and adopted.

For the proposal:                      17,391,632 shares
Against the proposal:                   2,011,027 shares
Abstaining:                               407,801 shares

The number of shares of broker non-votes for the proposal was none.

The following proposal was submitted for adoption and was adopted by the votes indicated ( which votes constitute a majority of the total votes cast on the proposal by person or by proxy).

                                     PART II

                                OTHER INFORMATION

Resolved, the amendment to the Company's Stock Option Plan to increase the number of shares available for awards under the plan from 2,250,000 to 22,500,000 and to change to the formula pursuant to which directors receive awards by providing for the grant of options in lieu of cash compensation currently paid to directors, to increase from three months to three years the maximum period of time during which options awarded under the plan may be exercised by directors who cease to be directors as a result of their failure to be re-elected to or their resignation from the Board of Directors, and to clarify that the term of each option granted to a director expires ten years from the date of grant, unless it otherwise expires earlier in accordance with the terms of the plan.

For the Proposal:                      13,990,648
Against the Proposal:                   5,361,611
Abstaining:                               458,201



ITEM 5.   NOT APPLICABLE

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits:
          1. Asset Purchase Agreement and Mutual Release between the registrant and Sunrise Leasing Corporation and Daiwa Bank, Limited.

          2. Series C Certificate of Designation

          3. Exhibit 27 - Financial Data Schedule (Electronic filing only)

b. Reports on form 8-K:
          None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

                                       Advanced Promotion Technologies, Inc.
                                                (Registrant)






  /s/     George R. Harrison                       7/3/96
     ------------------------------------------    ------
          George R. Harrison                       Date
          President and Chief Operating Officer




  /s/     Michael S. Luther                        7/3/96
     -------------------------------------------   ------
          Michael S. Luther, Director              Date
          Acting Principal Financial Officer